Form 10-Q
period 2000-09-30
VIRYANET LTD
filed 2000-11-14
CIK 1119744

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from _________ to _______


                        Commission File Number _________


                                 VIRYANET, LTD.
             (Exact Name of Registrant as Specified in Its Charter)


       ISRAEL                                               NOT APPLICABLE
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                       Identification Number)


     5 KIRYAT HAMADA STREET
     SCIENCE BASED INDUSTRIES CAMPUS
     P.O. BOX 23052
     HAR HOTZVIM, JERUSALEM
     ISRAEL                                                      91230
   (Address of Principal Executive Offices)                    (Zip Code)


                                (972-2) 581-1462
              (Registrant's Telephone Number Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes               X    No
                       ----                    ----

There were 21,541,111 shares of the Company's Ordinary Shares, par value NIS 0.1, outstanding on November 13, 2000.

                                 VIRYANET, LTD.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                    CONTENTS

Item Number                                                                         PAGE
-----------                                                                         ----
PART I: FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
          and December 31, 1999                                                       3
         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 (Unaudited) and September 30, 1999
          (Unaudited)                                                                 4
         Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 (Unaudited) and September 30, 1999 (Unaudited)           5
         Notes to Condensed Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                   9

         Certain Factors That May Affect Future Results                              15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                   17

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                           17

Item 2.  Changes in Securities and Use of Proceeds                                   18

Item 3.  Default Upon Senior Securities                                              19

Item 4.  Submission of Matters to a Vote of Security Holders                         19

Item 5.  Other Information                                                           20

Item 6.  Exhibits and Reports on Form 8-K                                            20

Signatures                                                                           21

                                 VIRYANET LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2000             1999
                                                            -------------    ------------
                                                            UNAUDITED
                                                            -------------    ------------
                                                               U.S. DOLLARS IN THOUSANDS
                                                            -----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $ 34,454        $  1,886
  Restricted cash                                                    -              96
  Trade receivables                                              2,631           2,755
  Unbilled receivables                                           2,022             708
  Other receivables and prepaid expenses                         1,091             902
                                                            ----------     -----------

Total current assets                                            40,198           6,347
                                                            ----------     -----------

SEVERANCE PAY FUND                                                 878             854
                                                            ----------     -----------

PROPERTY AND EQUIPMENT, NET                                      1,914           1,491
                                                            ----------     -----------

                                                              $ 42,990        $  8,692
                                                            ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Short-term bank credit                                      $  2,249        $  5,283
  Current maturities of long-term loans                              -              11
  Trade payables                                                 3,018           1,303
  Deferred revenues                                              3,698           7,150
  Other payables and accrued expenses                            7,425           3,905
                                                            ----------     -----------

Total current liabilities                                       16,390          17,652
                                                            ----------     -----------


ACCRUED SEVERANCE PAY                                            1,746           1,595
                                                            ----------     -----------

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Share capital                                                    610             397
  Additional paid-in capital                                    98,811          37,728
  Deferred stock compensation                                   (1,335)           (603)
  Accumulated deficit                                          (73,232)        (48,077)
                                                            ----------     -----------

Total shareholders' equity (deficiency)                         24,854         (10,555)
                                                            ----------     -----------
                                                              $ 42,990        $  8,692
                                                            ==========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 VIRYANET, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                          SEPTEMBER 30,                              SEPTEMBER 30,
                                             ------------------------------------      --------------------------------------
                                                   2000                 1999                  2000                  1999
                                             ---------------      ---------------      ----------------      ----------------
                                                                                 UNAUDITED
                                             --------------------------------------------------------------------------------
                                                         U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                                             --------------------------------------------------------------------------------
Revenues:
 Software licenses                                $    4,518           $    1,260            $   11,481            $    2,872
 Maintenance and services                              2,956                2,782                 7,413                 8,258
                                                  ----------           ----------           -----------           -----------

Total revenues                                         7,474                4,042                18,894                11,130
                                                  ----------           ----------           -----------           -----------

Cost of revenues:
 Software licenses                                       121                  258                   530                   806
 Maintenance and services                              2,215                2,357                 5,691                 7,271
                                                  ----------           ----------           -----------           -----------

Total cost of revenues                                 2,336                2,615                 6,221                 8,077
                                                  ----------           ----------           -----------           -----------

Gross profit                                           5,138                1,427                12,673                 3,053
                                                  ----------           ----------           -----------           -----------

Operating expenses:
 Research and development                              1,883                1,798                 5,255                 5,000
 Sales and marketing                                   4,273                2,931                11,696                10,545
 General and administrative                            1,024                  959                 2,822                 2,647
 Amortization of deferred stock
   compensation                                          381                   81                   957                   316
                                                  ----------           ----------           -----------           -----------

Total operating expenses                               7,561                5,769                20,730                18,508
                                                  ----------           ----------           -----------           -----------

Operating loss                                        (2,423)              (4,342)               (8,057)              (15,455)
Financial expenses, net                                  (73)                 (20)                 (491)                 (291)
Financial expenses related to
 beneficial conversion feature
 of convertible debenture                            (16,607)                   -               (16,607)                    -
                                                  ----------           ----------           -----------           -----------

Net loss                                          $  (19,103)          $   (4,362)          $   (25,155)           $  (15,746)
                                                  ==========           ==========           ===========           ===========

Preferred shares deemed dividend                  $        -           $        -           $         -            $     (303)
                                                  ==========           ==========           ===========           ===========

Net loss to shareholders of
  Ordinary shares                                 $  (19,103)          $   (4,362)          $   (25,155)           $  (16,049)
                                                  ==========           ==========           ===========           ===========

Basic and diluted net loss per share              $    (3.83)          $    (1.63)          $     (7.25)          $     (6.02)
                                                  ==========           ==========           ===========           ===========

Weighted average number of shares used
  in computing basic and diluted net loss
  per share                                        4,981,749            2,674,605             3,469,175             2,665,939
                                                  ==========           ==========           ===========           ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 VIRYANET, LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                             ----------------------------------------
                                                                                    2000                   1999
                                                                             -----------------      -----------------
                                                                                             UNAUDITED
                                                                             ----------------------------------------
                                                                                     U.S. DOLLARS IN THOUSANDS
                                                                             ----------------------------------------
Cash flows from operating activities:
-------------------------------------

Net loss                                                                              $(25,155)              $(15,746)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation                                                                              605                    512
 Increase in accrued severance pay, net                                                    127                    179
 Amortization of deferred stock compensation                                               957                    316
 Amortization of compensation related to warrants                                        1,037                    130
 Beneficial conversion feature of convertible debenture                                 16,051                      -
 Increase in trade receivables and
  unbilled receivables                                                                  (1,190)                  (726)
   Marketable securities, net                                                                -                    561
 Increase in other receivables and prepaid expenses                                       (189)                   (31)
 Increase (decrease) in trade payables                                                   1,715                   (543)
 Increase (decrease) in deferred revenues                                               (3,452)                 3,659
 Increase in other accounts payables and
  accrued expenses                                                                         663                    337
 Others                                                                                      -                     10
                                                                                   -----------            -----------

Net cash used in operating activities                                                   (8,831)               (11,342)
                                                                                   -----------            -----------

Cash flows from investing activities:
-------------------------------------

Purchase of property and equipment                                                      (1,028)                  (730)
Proceeds from sale of property and equipment                                                 -                     33
Restricted cash                                                                             96                      -
                                                                                   -----------            -----------

Net cash used in investing activities                                                     (932)                  (697)
                                                                                   -----------            -----------
Cash flows from financing activities:
-------------------------------------

Short-term bank credit, net                                                           $ (3,034)              $  3,219
Proceeds from issuance of shares and
 exercise of stock options, net                                                         45,375                  9,939
Proceed from issuance of  warrants                                                           -                    250
Principal payment of long-term loans                                                       (11)                   (62)
                                                                                   -----------            -----------

Net cash provided by financing activities                                               42,330                 13,346
                                                                                   -----------            -----------

Increase in cash and cash equivalents                                                   32,568                  1,307
Cash and cash equivalents at the beginning of the year                                   1,886                    554
                                                                                   -----------            -----------

Cash and cash equivalents at the end of the period                                    $ 34,454               $ (1,861)
                                                                                   ===========            ===========
Supplemental disclosure of non-cash flows activities:
-----------------------------------------------------

Cash paid for the period:
Interest:                                                                             $    151               $    108
                                                                                   ===========            ===========

Supplemental disclosure of non-cash investing and financing activities:
------------------------------------------------------------------------

Accrued expenses related to issuance expenses                                         $  2,857               $      -
                                                                                   ===========            ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 VIRYANET, LTD.
             NOTES TO CONDENSEND CONSOLIDATED FINANCIAL STATEMENTS



Note 1: BASIS OF PRESENTATION

       The condensed consolidated financial statements have been prepared by ViryaNet Ltd., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of ViryaNet Ltd. and its wholly owned subsidiaries (collectively the "Company"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000 and the operating results for the period of three and nine months ended September 30, 2000 and 1999 and the cash flows for the period of nine months ended September 30, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form F-1 filed with the Securities and Exchange Commission.

       The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.


Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.  CASH AND CASH EQUIVALENTS:

          The Company considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents.

       B.  REVENUE RECOGNITION:

          The Company generates revenues from licensing the rights to use its software products. The Company also generates revenues from sales of professional services, including consulting, customization, integration, implementation, training and maintenance.

          Revenues from software license that require significant customization, integration and installation are recognized using contract accounting on a percentage of completion method based on the relationship of actual costs incurred to total costs estimated to be incurred over the duration of the contract.

          Revenues from other software license agreements are recognized, in accordance with Statement Of Position (SOP) 97-2 "Software Revenue Recognition" (as amended), when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable and collectibility is probable.

          When software arrangements involve multiple elements, revenue is allocated to each element based on vendor-specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement. The Company's VSOE used to allocate the sales price to professional services and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method, in accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions". Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria of SOP 97-2 as amended, are satisfied. Under the residual method, any discount in the arrangement is allocated to the delivered element.

          Service revenues, which include fees for consulting, customization, integration, implementation and training services, are recognized as work is performed. Maintenance revenues are recognized ratably over the term of the maintenance agreement, which, in most cases, is one year.

          A provision for estimated losses on uncompleted contracts is recorded in the period in which such losses are first identified, in the amount of the estimated loss on the entire contract.

          Deferred revenues include unearned amounts received under maintenance and support contracts and amounts billed to customers but not recognized as revenues.

       C. BASIC AND DILUTED NET LOSS PER SHARE:

          Basic net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during each period, plus dilutive potential Ordinary Shares considered outstanding during the period, in accordance with FASB Statement No. 128, "Earnings per Share".

       D. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

          In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging
          Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS No. 133 does not have any material impact on the Company's consolidated balance sheets or results of operations.


          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which among other things clarifies certain conditions to be met in order to recognize revenue. The Company is currently in the process of assessing the impact of SAB 101.

       E. SHARE CAPITAL:

          In September 2000, the Company completed its initial public offering in which it sold 4,000,000 Ordinary Shares. The aggregate proceeds received by the Company from these offerings was approximately $29.7 million. As a result of the initial public offering, all of the Preferred Shares of the Company, were converted automatically into 10,146,387 Ordinary Shares of the Company.

          In addition, in September 2000, as a result of the initial public offering, the outstanding convertible debentures issued by the Company to various investors in April 2000 were converted automatically into 3,343,885 Ordinary Shares of the Company.

          In September 2000, warrants granted to various investors and other third parties were exercised into 1,288,069 Ordinary Shares. Of the 1,288,069 Ordinary Shares issued upon the exercise of the warrants, 195,120 Ordinary Shares were issued at $3 per share for a total consideration of $585,360 and 1,092,949 Ordinary Shares were issued on a cashless exercise basis.


       F. SEGMENT, CUSTOMERS AND GEOGRAPHIC INFORMATION:

          1. Summary information about geographical destinations:

             The Company manages its business on a basis of one reportable segment.
             The Company attributes revenues from external customers, on the basis of the location of product sales.

             The following presents total revenues and long-lived assets for the three months and nine months ended September 30, 2000 and September 30, 1999.

                                                  THREE MONTHS ENDED     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 ---------------------  ---------------------  ------------------------
                                                  SEPTEMBER 30, 2000     SEPTEMBER 30, 1999          SEPTEMBER 30
                                                 ---------------------  ---------------------  ------------------------
                                                               LONG-                  LONG-        2000        1999
                                                    TOTAL      LIVED       TOTAL      LIVED       TOTAL        TOTAL
                                                  REVENUES     ASSETS    REVENUES     ASSETS    REVENUES     REVENUES
                                                 -----------  --------  -----------  --------  -----------  -----------
                                                                                UNAUDITED
              Israel  .....................           $   --    $  815       $   --    $  777      $    --      $    --
              United States................            5,863       952        3,098       645       13,928        8,141
              United Kingdom...............              474        87          736       121        1,191        2,553
              Japan........................            1,137        60          208        65        3,775          436
                                                      ------    ------       ------    ------      -------      -------
                                                      $7,474    $1,914       $4,042    $1,608      $18,894      $11,130
                                                      ======    ======       ======    ======      =======      -------

          2. Major Customer data as a percentage of total revenues:

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    ----------------------  -------------------------
                                                         SEPTEMBER 30             SEPTEMBER 30
                                                    ----------------------  -------------------------
                                                       2000       1999          2000         1999
                                                    ----------   --------   -----------   ----------
                                                                       UNAUDITED
              Customer A..........................        20.1%        --          10.6%          --
              Customer B..........................        12.3%        --          12.6%          --
              Customer C..........................        11.7%        --           5.4%          --
              Customer D..........................        11.3%        --           4.5%          --
              Customer E..........................         3.9%       6.7%         13.6%         2.4%
              Customer F..........................         3.2%       0.4%         10.1%         0.2%
              Customer G..........................         2.1%      25.5%          2.0%        26.9%
              Customer H..........................         4.2%      22.4%          5.0%        24.6%
              Customer I..........................          --       12.1%          7.0%         4.6%
              Customer J..........................         1.0%       6.4%          1.7%        13.3%

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Registration Statement on Form F-1 (File No. 333-42158) as filed with the Securities and Exchange Commission.

OVERVIEW

    ViryaNet is a provider of wireless workforce management solutions for field service communities. Service communities encompass all participants in the service management and delivery process, including service organizations, their field engineers, customers, partners, vendors and suppliers. The Company's solutions unite on a wireless Internet platform the many participants in a field service community involved in the delivery of service, and support mobile field engineers using wireless devices, such as PDAs, two-way pagers, and WAP-enabled cell phones. The Company's solutions for wireless workforce management enable a field service organization to schedule, monitor, report, and measure field service activity, and schedule meetings, installations, and preventative maintenance.

    The Company was founded in 1988. Through 1997, the Company generated revenue primarily from the sale of customized systems for customer service and product support and related services and invested relatively few resources in developing software products. In the first quarter of 1997, the Company began to develop standardized service delivery chain management software. During 1997 and 1998, the Company intensified its research and development activities and, in the second quarter of 1998, the Company commercially released its service delivery chain management product, Service Suite. Concurrently with the release, the Company began to build its direct sales force and expand its marketing activities. In the fourth quarter of 1999, the Company introduced its initial internet-based product, Service Hub.

    The Company derives revenues from licenses of its software products and from related services, which include implementation, consulting, customer customization and integration, post-contract customer support and training. The Company's products are typically licensed to customers for a perpetual term. Before the first quarter of 2000, all of the Company's license revenues were derived from licenses of its Service Suite products. In the first quarter of 2000, the Company also started to recognize revenues relating to licenses and implementation of Service Hub. The Company bills customers according to contract terms. Amounts collected from customers in excess of revenues recognized are recorded as deferred revenue.

    The Company sells its products through its direct sales force, and expands its sales efforts through relationships with system integrators and vendors of complementary products. The Company's revenues are derived from customers in the United States, United Kingdom and Japan.

    A significant portion of the Company's revenues has been derived from a small number of relatively large companies. In 1999, and the nine months ended September 30, 2000, the Company derived 55% and 7% of its revenues from two customers, Sun Microsystems, a shareholder, and GE Medical, a warrant holder. In 1999, 71% of the Company's revenues were derived from four clients, including Sun Microsystems and GE Medical, and no one customer accounted for more than 33% of the Company's revenues. In the nine months ended September 30, 2000, four customers each accounted for approximately 10% or more of the Company's revenue and represented an aggregate of 47% of the Company's total revenues. The Company does not expect that these customers will represent a substantial percentage of its revenues in the future. However, the Company does expect that a significant portion of its future revenues will continue to be derived from a relatively small number of customers. The Company expects this portion to decrease as a percentage of its total revenues. The Company does not believe that the loss of these customers will have a material adverse effect on the Company.

RESULTS OF OPERATIONS

    The following table describes, for the periods indicated, the percentage of revenues represented by each of the items on the Company's consolidated statements of operations:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                          ---------------------------  ----------------------------
                                                  SEPTEMBER 30                 SEPTEMBER 30
                                          ---------------------------  ----------------------------
                                                 2000        1999           2000        1999
                                          ---------------------------  ----------------------------
                                                 (UNAUDITED)                 (UNAUDITED)
Revenues:
 Software licenses ....................           60.4%         31.2%         60.8%       25.8%
 Maintenance and services..............           39.6          68.8          39.2        74.2
                                               -------       -------       -------    --------
  Total revenues.......................          100.0         100.0         100.0       100.0
Cost of revenues:
 Software licenses.....................            1.6           6.4           2.8         7.2
 Maintenance and services..............           29.6          58.3          30.1        65.3
                                               -------       -------       -------    --------
  Total costs of revenues..............           31.2          64.7          32.9        72.5
Gross profit...........................           68.8          35.3          67.1        27.5
                                               -------       -------       -------    --------
Operating expenses:
 Research and development..............           25.2          44.5          27.8        44.9
 Sales and marketing...................           57.2          72.5          61.9        94.7
 General and administrative............           13.7          23.7          14.9        23.8
 Amortization of deferred stock
  compensation.........................            5.1           2.0           5.1         2.8
                                               -------       -------       -------    --------
  Total operating expenses.............          101.2         142.7         109.7       166.2

Operating loss.........................          (32.4)       (107.4)        (42.6)     (138.7)
Financial expenses, net................           (1.0)         (0.5)         (2.6)       (2.7)
Financial expenses related to
 beneficial conversion feature of
 convertible debenture.................         (222.2)           --         (87.9)         --
                                               -------       -------       -------    --------
Net loss income........................         (255.6)       (107.9)       (133.1)     (141.4)
                                               =======       =======       =======    ========
Preferred shares deemed dividend.......             --            --           --         (2.8)
                                               =======       =======       =======    ========
Net loss to shareholders of ordinary
 shares................................         (255.6)%      (107.9)%      (133.1)%    (144.2)%
                                               ========      =======       =======    ========


GEOGRAPHIC DISTRIBUTION

    While the Company's products are sold in specified countries, the implementation of these products may be performed for global clients on a worldwide basis. The following table summarizes the revenues from the Company's products and services by country, stated as a percentage of total revenues for the periods indicated.

                        THREE MONTHS ENDED        NINE MONTHS ENDED
                     -------------------------  ----------------------
                           SEPTEMBER 30,            SEPTEMBER 30,
                     -------------------------  ----------------------
COUNTRY                    2000       1999         2000       1999
-------------------        ----       ----         ----       ----
                           (UNAUDITED)               (UNAUDITED)
United States.......         79%           77%       74%           73%
United Kingdom......          6            18         6            23
Japan...............         15             5        20             4
                           ----          ----      ----          ----
Total...............        100%          100%      100%          100%
                           ====          ====      ====          ====

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

Revenues

    Total revenues increased 85% from $4.0 million in the three months ended September 30, 1999 to $7.5 million in the three months ended September 30, 2000.

    Software Licenses.   Software licenses revenues consist of licenses of the
Company's software as well as third-party software. Third-party software consists of software that is either embedded in the Company's software or enhances the functionality of its software. The Company resells third-party software to its customers at margins that are lower than margins that the Company earns on its software. Software licenses revenues increased 259% from $1.3 million in the three months ended September 30, 1999 to $4.5 million in the three months ended September 30, 2000. This increase was primarily attributable to an increase in the number of significant software licensing transactions consummated by the Company. License revenues in the third quarter of 2000 included four transactions, which accounted for 79% of total license revenues, each of which represented in excess of 10% of total license revenues.

    Maintenance and Services.   Maintenance and services revenues consist of
consulting, implementation, customization and integration, post-contract customer maintenance and training. The Company's maintenance and services revenues increased 6% from $2.8 million in the three months ended September 30, 1999 to $3.0 million in the three months ended September 30, 2000. This increase was primarily due to an increase in maintenance revenues of approximately $173,000, and an increase in implementation services of $320,000 partially offset by a reduction in customization services of approximately $319,000 from the three months ended September 30, 1999 to the three months ended September 30, 2000. Maintenance and services revenues comprised 69% of the Company's revenues in the three months ended September 30, 1999 and 40% in the three months ended September 30, 2000. This decrease was a result of the Company's efforts to increase sales of software licenses and because the implementation of the Company's products requires less customization.


Cost of Revenues

    Total cost of revenues decreased 11% from $2.6 million in the three months ended September 30, 1999 to $2.3 million in the three months ended September 30, 2000.

    Software Licenses.   Cost of software licenses revenues consists primarily
of payments to third parties for the Company's reselling of their software. Software licenses costs decreased 53% from $258,000 in the three months ended September 30, 1999 to $121,000 in the three months ended September 30, 2000. This decrease was primarily due to higher revenues from software licenses in the three months ended September 30, 1999 which included a component of third-party software. Cost of software licenses as a percentage of revenues from software licenses declined from 20% in the three months ended September 30, 1999 to 3% in the three months ended September 30, 2000. This decline was primarily due to a contract with a client in the three months ended September 30, 1999 that involved an unusually large component of third-party software.

    Maintenance and Services.   Cost of maintenance and services revenues
consists primarily of salaries and facility costs. Maintenance and service costs decreased 6% from $2.4 million in the three months ended September 30, 1999 to $2.2 million in the three months ended September 30, 2000. This decrease resulted primarily from streamlining of support and training personnel. Maintenance and services costs as a percentage of related maintenance and services revenues was 85% in the three months ended September 30, 1999 and 75% in the three months ended September 30, 2000. The decrease in maintenance and services costs as a percentage of maintenance and services revenues results primarily from the personnel reductions which the Company implemented in the fourth quarter of 1999. The Company expects that the cost of service revenues will increase in dollar amount as the Company expands its professional service organization to meet anticipated customer demand.

Operating Expenses

    Research and Development. Research and development includes costs relating to the development of the Company's products. These costs consist primarily of employee salaries and benefits, facilities costs, and the cost of consulting resources that supplement the Company's internal development team. Due to the relatively short time between the date that the Company's products achieve technological feasibility and the date that they generally become available to customers, costs subject to capitalization under SFAS No. 86 have been immaterial and have been expensed as incurred. Research and development, net expenses increased 5% from $1.8 million in three months ended September 30, 1999 to $1.9 million in the three months ended September 30, 2000. This increase was attributable to the increase of personnel costs due to the hiring of new personnel for the Company's ongoing development efforts. The Company expects that it will continue to devote substantial resources to research and development and that these expenses will continue to increase.

    Sales and Marketing.   Sales and marketing expenses consist of salaries,
commissions, field office expenses, travel and entertainment, promotional expenses and facility costs. Sales and marketing expenses increased 46% from $2.9 million in the three months ended September 30, 1999 to $4.3 million in the three months ended September 30, 2000. The increase of $1.4 million was attributable to an increase in personnel expense that amounted to $0.4 million and an increase in marketing programs that amounted to $1.0 million. The Company expects that its sales and marketing expenses will continue to increase as the Company continues to expand its sales efforts and increase promotional activities.

    General and Administrative.   General and administrative expenses consist of
salaries for administrative, executive and finance personnel, information system costs, professional services and allocated facilities costs. These costs increased 7% from $959,000 in the three months ended September 30, 1999 to $1.0 million in the three months ended September 30, 2000. This increase was attributable to increases in personnel expenses. The Company believes that its general and administrative expenses will continue to increase as a result of growing operations and additional expenses associated with operating as a public company.

    Amortization of Stock-Based Compensation.   Amortization of stock-based
compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Stock-based compensation expense is amortized over the vesting schedule of the option, typically four years, using the straight line approach. With the grant of some stock options, the Company recorded aggregate unearned stock-based compensation expense of $1.3 million through September 30, 2000. Stock-based compensation included in operating expenses totaled $81,000 in the three months ended September 30, 1999 and $381,000 in the three months ended September 30, 2000.

    Financial Income and Financial Expenses.   Financial expenses were $20,000
in the three months ended September 30, 1999 compared to financial expenses of $73,000 in the three months ended September 30, 2000. This increase in financial expenses resulted from interest expenses from the use of bank lines of credit.

    Financial Expenses Related to Conversion of Convertible Debentures and
Detachable Warrants.   Financial expenses related to conversion of convertible
debentures and detachable warrants were $16.6 million in the three months ended September 30, 2000. This one time non-cash charge was recorded at the time of the Company's Initial Public Offering in September 2000, due to the discounted conversion feature of the convertible debentures which converted into Ordinary Shares at that time.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

Revenues

    Total revenues increased 70% from $11.1 million in the nine months ended September 30, 1999 to $18.9 million in the nine months ended September 30, 2000.

    Software Licenses.   Software licenses revenues increased 300% from $2.9
million in the nine months ended September 30, 1999 to $11.5 million in the nine months ended September 30, 2000. This increase was due to an increase in the acceptance of the Company's products, which led to an increase in the number of license contracts that were consummated by the Company. License revenues for the nine months ended September 30 2000 included 4 transactions which accounted for 56% of total license revenues, each of which represented in excess of 10% of total license revenues.

    Maintenance and Services. The Company's maintenance and services revenues decreased 10% from $8.3 million in the nine months ended September 30, 1999 to $7.4 million in the nine months ended September 30, 2000. This decrease was primarily due to a reduction in customization and implementation services of approximately $1.3 million from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. This decrease was a result of the Company's efforts to increase sales of software licenses and because the implementation of the Company's products requires less customization. The decrease was partially offset by increases in maintenance revenues of approximately $0.4 million. Maintenance and services revenues comprised 74% of the Company's revenues in the nine months ended September 30, 1999 and 39% in the nine months ended September 30, 2000.



Cost of Revenues

    Total cost of revenues decreased 23% from $8.1 million in the nine months ended September 30, 1999 to $6.2 million in the nine months ended September 30, 2000.

    Software Licenses.    Software licenses costs decreased 34% from $806,000 in
the nine months ended September 30, 1999 to $530,000 in the nine months ended September 30, 2000. This decrease was primarily due to higher revenues from software licenses in the nine months ended September 30, 1999, which included a component of third-party software. Cost of software licenses as a percentage of revenues from software licenses declined from 28% in the nine months ended September 30, 1999 to 5% in the nine months ended September 30, 2000. This decline was primarily due to a contract with one client in the nine months ended June 30, 1999 that involved an unusually large component of third-party software.

    Maintenance and Services.    Maintenance and service costs decreased 22%
from $7.3 million in the nine months ended September 30, 1999 to $5.7 million in the nine months ended September 30, 2000. This decrease resulted primarily from streamlining of support and training personnel. Maintenance and services costs as a percentage of related maintenance and services revenues was 88% in the nine months ended September 30, 1999 and 77% in the nine months ended September 30, 2000. The decrease in maintenance and services costs as a percentage of maintenance and services revenues results primarily from the personnel reductions which the Company implemented in the fourth quarter of 1999. The Company expects that the cost of service revenues will increase in dollar amount as the Company expands its professional service organization to meet anticipated customer demand.


Operating Expenses

    Research and Development.   Research and development expenses increased 5%
from $5.0 million in the nine months ended September 30, 1999 to $5.3 million in the nine months ended September 30, 2000. This increase was attributable to the increase of personnel costs due to the hiring of new personnel for the Company's ongoing development efforts. The Company expects that it will continue to devote substantial resources to research and development and that these expenses will continue to increase.

    Sales and Marketing.   Sales and marketing expenses increased 11% from $10.5
million in the nine months ended September 30, 1999 to $11.7 million in the nine months ended September 30, 2000. The increase of $1.1 million was attributable to increase in personnel as well as marketing programs, which facilitated the aforementioned increase in revenue from software licenses. The Company expects that its sales and marketing expenses will continue to increase as the Company continues to expand its sales efforts and increase promotional activities.

    General and Administrative.   General and administrative expenses increased
7% from $2.6 million in the nine months ended September 30, 1999 to $2.8 million in the nine months ended September 30, 2000. This increase was attributable to increases in personnel expenses. The Company believes that its general and administrative expenses will continue to increase as a result of growing operations and additional expenses associated with operating as a public company.

    Amortization of Stock-Based Compensation.   Stock-based compensation
included in operating expenses totaled $316,000 in the nine months ended September 30, 1999, and $957,000 in the nine months ended September 30, 2000.

    Financial Income and Financial Expenses.   Financial expenses were $291,000
in the nine months ended September 30, 1999, compared to financial expenses of $491,000 in the nine months ended September 30, 2000. This increase in financial expenses resulted from interest expenses from the use of bank lines of credit.

    Financial Expenses Related to Conversion of Convertible Debentures and
Detachable Warrants.   Financial expenses related to conversion of convertible
debentures and detachable warrants were $16.6 million in the nine months ended September 30, 2000. This one time non-cash charge was recorded at the time of the Company's initial public offering in September 2000, primarily due to the discounted conversion feature of the convertible debentures which converted into Ordinary Shares at the time of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has primarily financed its operations through private placements of its ordinary and preferred shares and convertible debentures, and, more recently, through the Company's initial public offering. Prior to the Company's initial public offering in September 2000, the Company raised gross proceeds from private placements of ordinary and preferred shares and convertible debentures amounting to $54.1 million. To a lesser extent, the Company has financed its operations through short-term bank facilities and other financing arrangements. In April 2000, the Company completed the sale of an aggregate of $16.0 million in principal amount of convertible debentures, bearing interest at the London interbank offered rate plus 2%, payable on a quarterly basis starting in April 2001. $5.0 million of the $16.0 million was received in February and March 2000, and $11.0 million was received in April 2000. In September 2000, the Company completed the initial public offering of its Ordinary Shares, and the convertible debentures, including unpaid interest, converted into ordinary shares at a price per share of $4.80, representing a 40% discount to the price of the shares sold in the offering. The Company issued 4,000,000 Ordinary shares in its initial public offering at a price per share of $8.0.

    As of September 30, 2000, the Company had cash and cash equivalents of $34.5 million and the Company had a working capital of $23.8 million, including $2.2 million of short-term borrowings which the Company substantially repaid in October 2000. As of September 30, 2000, the Company did not have any long-term borrowings.

    Net cash used in operating activities was $8.8 million and $11.3 for the nine months ended September 30, 2000 and 1999 respectively. Net cash used in investing activities was $932,000 and $697,000 for the nine months ended September 30, 2000 and 1999 respectively. Investing activities consisted primarily of purchases of property and equipment. Net cash provided by financing activities was $42.3 million and $13.3 for the nine months ended September 30, 2000 and 1999 respectively. Net cash provided by financing activities consists primarily of net proceeds from the issuances of preferred and ordinary shares, as well as from long term convertible debentures and, in 1999, from a net increase in the Company's short-term bank line of credit of $3.2 million.


    As of September 30, 2000, the Company had a revolving line of credit with Bank Hapoalim, which allowed the Company to borrow up to an aggregate of $6.0 million. Borrowings under the line of credit with Bank Hapoalim are in United States dollars and bear interest annually at the London interbank offered rate plus 1.5%. All borrowings under the line of credit with Bank Hapoalim are secured by a lien on the Company's assets. Except as specified above, borrowings under the line are not limited by the amount of the Company's assets and does not require the Company to meet financial ratios or tests. As of September 30, 2000, the Company had $2.2 million of outstanding indebtedness under the Company's lines of credit.

    Payments under non-cancelable operating lease agreements for facilities and other equipment expire on various dates through 2005, resulting in aggregate lease expenses ranging from $430,000 to $880,000 per year.

    The Company expects to continue to experience growth in its operating expenses and the Company anticipates that its operating expenses and capital expenditures will continue to be a material use of its cash resources. The Company may utilize cash resources to fund acquisitions or investments in other businesses, technologies, or product lines. The Company believes that available cash and cash equivalents will be sufficient to meet its working capital and operating requirements for at least the next 12 months. After that period, the Company may require additional funds to support its working capital and operating expense requirements, and may seek to raise additional funds through public or private debt or equity financings. The Company cannot assure you that this additional financing will be available, or, if available, will be on reasonable terms.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    Information provided by the Company from time to time, including statements in this Form 10-Q which are not historical facts, are so-called "forward-looking statements" that involve risks and uncertainties, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the plans and objectives of management; increases in sales and marketing, research and development and general and administrative expenses; and the Company's expected liquidity and capital resources) may constitute forward-looking statements. These forward-looking statements are neither promises nor guarantees, but are subject to risk and uncertainties that could cause results to differ materially from expectations set forth in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below, and the other risks discussed in the Company's Prospectus dated September 19, 2000 included in its Registration Statement on Form F-1 (Reg. No. 333-42158) and from time to time in the Company's other filings with the Securities and Exchange Commission.

    The Company's future results are subject to substantial risks and uncertainties. The Company has a limited history in its current principal market which makes it difficult or impossible to predict the Company's future results or operations. The Company has historically depended upon Service Suite application and the Company's future success depends on market acceptance of the Company's new Service Hub and related products, as well as continued acceptance of the Company's Service Suite and related applications. If the Company's products do not achieve market acceptance, the Company's revenues may decline. The Company has a history of losses. As a result, the Company will need to generate significant revenues to achieve and maintain profitability. If the Company does achieve profitability, the Company cannot be certain that it could sustain or increase profitability in the future. Historically, the Company's revenues have been concentrated in a few large orders and a small number of customers. The Company's business could be adversely affected if the Company loses a key customer or if sales from a key customer are reduced significantly. The market for internet-based and wireless service community platforms has only recently begun to develop and is rapidly evolving. This makes it difficult to predict demand and market acceptance of the Company's products. As a result, the Company cannot guarantee that the market for its internet-based and wireless products will grow or that its products will become widely accepted. If the market for the Company's internet-based and wireless products does not develop as quickly as the Company expects or if the Company's internet-based and wireless products are not accepted by clients, the Company's future revenues and profitability will be adversely affected. The Company's margins on service revenues have declined from 1997 to 1999. Although the Company's margins on service revenues improved in the nine month period ended September 30, 2000, this trend may not continue. Failure to improve the Company's margins on service revenues could cause the Company's business to be less profitable. The Company's sale cycle is variable and sometimes long and involves significant resources on the Company's part. Any delays in sales could cause the Company's operating results to widely vary and if the sales cycles shorten, the Company's quarterly operating results may become less predictable and may fluctuate more widely than in the past.

    The market for third-party internet-based and wireless service community platforms is relatively immature, but has begun to develop rapidly and competition is intense. This market and the market for service management solutions is fragmented and stratified. The Company's competitors may be in a better position to devote significant resources to the development, promotion and sale of their products and to respond more quickly to new or emerging technologies and changes in client requirements. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to successfully market their products. In addition, the Company expects that competition will increase as a result of consolidations in the industry. As the Company develops new products, the Company may begin to compete with companies with which the Company has not previously competed. Competition may result in price reductions for the Company's products and services, fewer client orders, reduced gross margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operation.

    The Company's stock prices, quarterly revenues, gross profits and results of operations have fluctuated significantly in the past and will likely fluctuate significantly in the future. Causes of such fluctuation have included and may include, among others, changes in demand or timing of orders, especially large orders for the Company's products, timing of product resales, the dollar value and timing of contracts, delays in implementation, changes in the proportion of service and license revenues, price and product competition, increases in selling and marketing expenses, as well as other operating expenses, technological changes, adverse economic conditions and currency fluctuations, and consolidation of the Company's clients. A substantial portion of the Company's expenses, including most product development and selling and marketing expenses must be incurred in advance of when revenue is generated. If the Company's projected revenues does not meet the Company's expectations, the Company is likely to experience an even greater shortfall in its operating profit relative to the Company's expectations. As a result, period-to-period comparison of the Company's historical results are not necessarily meaningful as an indication for future performance. In addition, it is possible that the Company's quarterly results of operations may be below the expectations of public market analysts and investors. If this happens, the price of the Company's ordinary shares will likely decrease.

    The Company is organized under the laws of the State of Israel. Most of the Company's revenue are in dollars or are linked to the dollar, while a substantial portion of the Company's expenses, are in New Israeli Shekels. As a result, the Company is exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of the NIS in relation to the dollar or that the timing of this devaluation lags behind inflation in Israel. This would have the effect of increasing the dollar cost of the Company's operations. If the dollar cost of the Company's operations in Israel increases, the Company's dollar-measured results of operations will be adversely affected. The Company has received grants in the past and receives tax benefits under Israeli government programs. If the Company fails to comply with the conditions required to receive these grants or tax benefits, the Company may be required to refund any payments previously received under these payments or pay increased taxes. The programs and tax benefits may be discontinued or reduced in the future. If these tax benefits and programs are terminated or reduced, the Company could pay increased taxes in the future, which could decrease the Company's profits. In addition, risk associated with the military and economic condition in Israel could have a material adverse effect on the Company's business, operating result and financial condition.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

     Revenues generated and costs incurred outside of the United States are generally denominated in non-dollar currencies. Costs not effectively denominated in United States dollars are translated to United States dollars, when recorded, at the prevailing exchange rates for the purposes of the Company's financial statements. Consequently, fluctuations in the rates of exchange between the dollar and non-dollar currencies will affect the Company's results of operations. An increase in the value of a particular currency relative to the dollar will increase the dollar reporting value for transactions in that particular currency, and a decrease in the value of that currency relative to the dollar will decrease the dollar reporting value for those transactions. This effect on the dollar reporting value for transactions is generally only partially offset by the impact that currency fluctuations may have on costs. The Company does not generally engage in currency hedging transactions to offset the risks associated with variations in currency exchange rates. Consequently, significant foreign currency fluctuations and other foreign exchange risks may have a material adverse effect on the Company's business, financial condition and results of operations.

    Since the Company's revenues are generated in United States dollars and currencies other than NIS, and a substantial portion of the Company's expenses is incurred and will continue to be incurred in NIS, the Company is exposed to risk by the amount that the rate of inflation in Israel exceeds the rate of devaluation of the NIS in relation to the dollar and other currencies or if the timing of the devaluation lags behind inflation in Israel. The Company does not engage in any hedging or other transactions intended to manage risks relating to foreign currency exchange rate or interest rate fluctuations. The Company also does not own any market risk sensitive instruments. However, the Company may in the future undertake hedging or other transactions or invest in market risk sensitive instruments if the Company determines that it is necessary to offset these risks.




PART II   OTHER INFORMATION
          -----------------

Item 1. Legal Proceedings
        -----------------

    In December 1999, the Company's former vice president of marketing and sales filed an action in the district labor court of Jerusalem in Israel against the Company and its chief executive officer seeking damages in the amount of up to $1,364,000. The former employee alleges wrongful denial of his right to exercise options, loss of compensation, including options to purchase shares granted to him by his previous employer, severance payment and other social benefits, as well as damage to his reputation.

    In March 2000, the Company filed a counter action against the former employee in the district labor court of Jerusalem seeking damages in the amount of approximately $970,000. The Company alleged that the former employee had acted in bad faith, had breached his fiduciary duty and did not perform his duties as required.

    The Company is unable to determine with any certainty the ultimate outcome of the litigation and its effect on the Company's business, financial condition and results of operations. The Company intends to vigorously defend this action.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

    (c) Changes in Securities

     On July 17, 2000 the Company issued to employees and consultants options to purchase up to 465,250 Ordinary Shares at an exercise price of $11 per share.

     On July 17, 2000 the Company issued to an employee options to purchase up to 5,000 Ordinary Shares at an exercise price of $10 per share.

     On July 17, 2000 the Company issued to employees options to purchase up to 70,000 Ordinary Shares at an exercise price of $8 per share.

     On July 17, 2000 the Company issued to employees options to purchase up to 8,500 Ordinary Shares at an exercise price of $5.75 per share.

     On July 25, 2000 the Company issued to a customer warrants to purchase up to 50,000 Ordinary Shares at an exercise price of $11 per share.

     On July 31, 2000 the Company issued to a customer warrants to purchase 25,000 Ordinary Shares at an exercise price of $11 per share.

     On July 31, 2000 an employee of the Company exercised incentive stock options for 31,250 Ordinary Shares of the Company at an exercise price of $2.30 per share.

     On August 8, 2000 employees of the Company exercised incentive stock options for an aggregate of 1,000 Ordinary Shares of the Company at an exercise price of $5.75 per share.

     On August 23, 2000 the Company issued to a reseller of its products warrants to purchase 15,000 Ordinary Shares at an exercise price of $11 per share.

     On September 18, 2000 the Company issued to a customer warrants to purchase 45,000 Ordinary Shares at an exercise price of $11 per share.

     On September 19, 2000 convertible debentures issued to various investors were converted into 3,343,885 Ordinary Shares of the Company.

     On September 19, 2000 all of the Company's Series A Preferred Shares, Series B Preferred Shares, Series C-1 and Series C-2 Preferred Shares were converted automatically into 10,146,387 Ordinary Shares.

     On September 19, 2000 investors of the Company exercised warrants to purchase 195,120 Ordinary Shares at an exercise price of $3 per share.

     On September 19, 2000 investors of the Company exercised warrants to purchase 1,092,949 Ordinary Shares of the Company on a cashless exercise basis.

     On September 21, 2000 the Company issued to customers warrants to purchase 59,500 Ordinary Shares at an exercise price of $11 per share.

     On September 21, 2000, the Company issued to a director, a consultant, and employees options to purchase up to 280,500 Ordinary Shares at an exercise price of $8 per share.

    The issuance of all such securities of the Company during the quarter ended September 30, 2000 were made in reliance on exemptions from registration under
Section 4(2) of the Securities Act. Each of the transactions involved a private placement to a limited number of either institutional investors, venture capital firms, strategic investors, customers, employees or other investors. None of these transactions involved a general solicitation and each was completed without brokers or placement agents.

    (d) Use of Proceeds

    On September 19, 2000, the Company commenced an initial public offering ("IPO") of 4,000,000 ordinary shares, par value NIS 0.1 per share (the "Ordinary Shares"), of the Company pursuant to the Company's final prospectus dated September 19, 2000 (the "Prospectus"). The Prospectus was contained in the Company's Registration Statement on Form F-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-42158) on September 19, 2000. The initial public offering closed on September 22, 2000 upon the sale of 4,000,000 Ordinary Shares to the underwriters. Chase Securities Inc., Salomon Smith Barney, Inc., and Dain Rauscher Incorporated acted as the representatives of the underwriters in the initial public offering.

    The aggregate offering price of the initial public offering to the public was $32,000,000, with proceeds to the Company, after deduction of underwriting discount, of $29,760,000 (before deducting offering expenses payable by the Company).

    From September 19, 2000, through September 30, 2000, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of Ordinary Shares offered and sold in the initial public offering were approximately $5,595,000, including $2,240,000 in underwriting discounts and commissions and $3,355,000 in other expenses.

    None of the expenses paid by the Company in connection with the initial public offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

    The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and other expenses were approximately $26,405,000.

    From September 19, 2000, through September 30, 2000, the Company invested the balance of net proceeds primarily in short term deposits.

    None of the net proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

     Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


    On August 9, 2000, at an extraordinary meeting of the shareholders of the Company (the "Extraordinary Meeting"), the shareholders of the Company approved the following matters: (i) the issuance and sale of up to 5,175,000 Ordinary Shares in an underwritten public offering in the United States and internationally (the "Offering") through underwriters, for which chase Securities Inc., Salomon Smith Barney Inc. and Dain Rauscher Incorporated, acted as the representatives, (ii) the replacement of the Company's Articles of Association with the new Articles of Association in the form attached to the Shareholder Resolution dated August 9, 2000 (the "New Articles of Association"), effective simultaneously with the U.S. Securities and Exchange Commission (the "SEC") declaring effective the Company's registration statement on Form F-1 relating to the proposed Offering of the Company's Ordinary Shares, (iii) the conversion of each one of the Company's issued and outstanding Series A Preferred Shares par value NIS 0.1 each, Series B Preferred Shares par value NIS
0.1 each, Series C-1 Preferred Shares par value NIS 0.1 each and Series C-2 Preferred Shares par value NIS 0.1 into one Ordinary Share NIS 0.1 par value each, effective simultaneously with the SEC declaring the offering effective.
(iv) the conversion of the Company into a "Public Company", within the meaning of the Israeli Companies Law 5759-1999 (the "Companies Law") effective simultaneously with the U.S. Securities and Exchange Commission declaring the Offering effective, (v) the exculpation and exemption of the Company's Directors and Officers from liabilities resulting from an act performed thereby, in their capacity as Office Holders of the Company to the fullest extent permitted under the Companies Law, effective on the date on which the Company's New Articles of Association become effective, (vi) the purchase of a Directors & Officers insurance policy for the purpose of providing insurance coverage to the Company's Directors and Officers to the fullest extent permitted under by the Companies Law, for liabilities incurred as a result of an act performed thereby, in their capacity as Office Holders in the Company, effective on the date on which the Company's New Articles of Association become effective, (vii) the indemnification of each of the Company's Directors and Officers to the fullest extent permitted under the Companies Law against liabilities resulting from an act performed thereby, in their capacity as Office Holders of the Company, in accordance with the provisions of the form of the Indemnification Agreement attached to the Shareholders resolution dated August 9, 2000, effective on such date on which the New Articles of Association become effective, (viii) authorization of each of Mr. Samuel HaCohen or Mr. Yoram Bibring to take any action and sign any document necessary, in the name and on behalf of the Company, towards the proper execution of all of the resolutions adopted by the Shareholders on August 9, 2000 and the transactions contemplated therein and
(ix) resolution that the sole signature either of Mr. Samuel HaCohen or Mr. Yoram Bibring on any document relating to the Offering accompanied by the name of the Company stamped, typed or printed shall bind the Company for all intents and purposes, all effective on the date on which the Company's New Articles of Association become effective. The holders of 12,115,337 shares voted for the foregoing issues, while no holders of shares voted against or abstained.

   On August 9, 2000, at separate special class meetings, the holders of the Ordinary Shares, par value NIS 0.1 each, the holders of the Series A Preferred Shares, par value NIS 0.1 each, the holders of the Series B Preferred Shares, par value NIS 0.1 each, the holders of the Series C-1 Preferred Shares, par value NIS 0.1 each, and the holders of the Series C-2 Preferred Shares, par value NIS 0.1 each, approved the matters referred to in (v) through (ix) of the previous paragraph. The holders of 2,230,020 Ordinary Shares, the holders of 3,951,740 Series A Preferred Shares, the holders of 650,000 Series B Preferred Shares, the holders of 3,805,515 Series C1 Preferred Shares and the holders of 1,739,132 Series C2 Preferred Shares voted for the foregoing issues, while no holder of shares voted against or abstained.


Item 5.   Other Information
          -----------------

  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              Number        Exhibit Description
              ------        -------------------
              27            Financial Data Schedule

          (b) Reports on Form 8-K

                     None.

                                 VIRYANET, LTD.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VIRYANET, LTD.



November 14, 2000
                                    By: /s/ Yoram Bibring
                                        -------------------------
                                        Yoram Bibring
                                        Chief Financial Officer